Form 10-K
period 2007-12-31
Morgan Stanley Structured Trust I 2007-1
filed 2008-03-31
CIK 1404067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-131374-62

      Morgan Stanley Structured Trust I 2007-1 (exact name of issuing entity as specified in its charter)

      Bear Stearns Asset Backed Securities I LLC (exact name of the depositor as specified in its charter)

      Morgan Stanley Mortgage Capital Holdings LLC
      (exact name of the sponsor as specified in its charter)



  New York                                54-2200349
  (State or other jurisdiction of         54-2200350
  incorporation or organization)          54-2200351
                                          54-2200352
                                          54-2200353
                                          54-2200354
                                          (I.R.S. Employer
                                          Identification No.)


   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or
  (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  See Item 15 (Part IV).



                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

Bear Stearns Financial Products Inc. provides an Interest rate Swap and Cap Contract derivative instrument for the trust as disclosed in the 424 Prospectus.
 No additional disclosure is necessary because the significance percentage for the Interest Rate corridor is less than 10%.

On March 16, 2008, JPMorgan Chase & Co. agreed to guarantee the obligations of Bear Stearns Financial Products Inc. under theInterest rate Swap and Cap Contract pursuant to the terms of the Guaranty Agreement described below in Item 1119. Additional disclosure with respect to JPMorgan Chase & Co. can be found below in Item 1119. The significance percentage represented by the guarantee of the Interest rate Swap and Cap Contract is less than 10%. Except with respect to the addition of this guarantee, the terms and conditions of the Interest rate Swap and Cap Contract remain unchanged.



Item 1117 of Regulation AB, Legal Proceedings.

Disclosure provided in connection with the Form 424B filed on March 9, 2007 by Bear Stearns Asset Backed Securities I LLC, SEC Accession No.
0000882377-07-001879 is updated as follows:

In December 2002, AHL was served with a complaint and motion for class certification in a class action lawsuit, Wratchford et al. v. Accredited Home Lenders, Inc., brought in Madison County, Illinois under the Illinois Consumer Fraud and Deceptive Business Practices Act, the consumer protection statutes of the other states in which AHL does business and the common law of unjust enrichment. The complaint alleges that AHL has a practice of misrepresenting and inflating the amount of fees it pays to third parties in connection with the residential mortgage loans that it funds. The plaintiffs claim to represent a nationwide class consisting of others similarly situated, that is, those who paid AHL to pay, or reimburse AHL's payments of, third-party fees in connection with residential mortgage loans and never received a refund for the difference between what they paid and what was actually paid to the third party. The plaintiffs are seeking to recover damages on behalf of themselves and the class, in addition to pre-judgment interest, post-judgment interest, and any other relief the court may grant.

On January 28, 2005, the court issued an order conditionally certifying (1) a class of Illinois residents with respect to the alleged violation of the Illinois Consumer Fraud and Deceptive Business Practices Act who, since November 19, 1997, paid money to AHL for third-party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid to AHL and the amount AHL paid to the third party and (2) a nationwide class of claimants with respect to an unjust enrichment cause of action included in the original complaint who, since November 19, 1997 paid money to AHL for third- party fees in connection with residential mortgage loans and never received a refund of the difference between the amount they paid AHL and the amount AHL paid the third party. On February 29, 2008, the court approved the parties' joint motion for preliminary approval of a settlement agreement between the parties, and the court scheduled a final approval hearing for June 6, 2008. The Company does not believe the amount payable by the Company under the settlement agreement will have a material adverse effect on its financial condition or results of operations.

In January 2004, AHL was served with a complaint, Yturralde v. Accredited Home Lenders, Inc., brought in Sacramento County, California. The named plaintiff is a former commissioned loan officer of AHL, and the complaint alleges that AHL violated California and federal law by misclassifying the plaintiff and other non-exempt employees as exempt employees, failing to pay the plaintiff on an hourly basis and for overtime worked, and failing to properly and accurately record and maintain payroll information. The plaintiff seeks to recover, on behalf of himself and all of our other similarly situated current and former employees, lost wages and benefits, general damages, multiple statutory penalties and interest, attorneys' fees and costs of suit, and also seeks to enjoin further violations of wage and overtime laws and retaliation against employees who complain about such violations. AHL has been served with eleven substantially similar complaints on behalf of certain other former and current employees, which have been consolidated with the Yturralde action. The parties have agreed to, and the court has preliminarily approved, a settlement with respect to the named plaintiffs and with respect to a class of current and former AHL employees which the court has certified for settlement purposes. The amount payable by the Company under the settlement is approximately $1.8 million, which was accrued for in 2006.

In September 2005, AHL and AHLHC were served with a class action complaint, Phillips v. Accredited Home Lenders Holding Company, et al., brought in the United States District Court, Central District of California. The complaint alleges violations of the Fair Credit Reporting Act in connection with prescreened offers of credit made by AHL. The plaintiff seeks to recover, on behalf of the named plaintiff and similarly situated individuals, damages, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On January 4, 2006, the plaintiff re-filed the action in response to the court's December 9, 2005, decision granting AHL's and AHLHC's motion to (1) dismiss with prejudice plaintiff's claim that AHL's offer of credit failed to include the clear and conspicuous disclosures required by FCRA, (2) strike plaintiff's request for declaratory and injunctive relief, and (3) sever plaintiff's claims as to AHL and AHLHC from those made against other defendants unaffiliated with AHL or AHLHC. Plaintiff's remaining claim is that AHL's offer of credit did not meet FCRA's "firm offer" requirement. On May 15, 2007, the court granted plaintiff's motion to certify two subclasses, the first consisting of 58,750 recipients of the initial mailer received by the named plaintiff, and a second consisting of 70,585 recipients of the second mailer received by the named plaintiff. On May 24, 2007, AHL and AHLHC filed a Petition for Leave to Appeal with the Ninth Circuit Court of Appeals, seeking an immediate appeal from the Order granting class certification and a stay of the action in the District Court pending the outcome of that appeal. On September 14, 2007, the Ninth Circuit Court of Appeals denied the Petition filed by AHL and AHLHC. This matter has been settled, subject to a fairness hearing, for an amount immaterial to the Company's financial condition and results of operations.

In March 2006, AHL was served with a class action complaint, Cabrejas v. Accredited Home Lenders, Inc., brought in the Circuit Court for Prince George's County, Maryland. The complaint alleges that AHL's origination of second lien loans in Maryland violated the Maryland Secondary Mortgage Loan Law (the "SMLL") and Consumer Protection Act in that fees charged on such loans exceeded 10% of the respective loan amounts. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, disgorgement of fees, pre-judgment interest, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On April 13, 2006, AHL removed the action to the United States District Court, District of Maryland. On May 15, 2006, AHL filed a motion to dismiss plaintiffs' second cause of action alleging a violation of the Maryland Consumer Protection Act on the basis that full disclosure of the fees cannot be an unfair or deceptive trade practice, which motion was granted on December 4, 2006. On January 3, 2007, plaintiffs filed a Second Amended Complaint, alleging that AHL's origination in Maryland of second lien loans with balloon payments was also a violation of the SMLL. On July 5, 2007, the court granted AHL's motion to dismiss this new claim on the basis that the SMLL's prohibition of balloon payments was and is preempted by the federal Alternative Mortgage Transactions Parity Act.

On October 17, 2007, AHL filed a motion for summary judgment. On November 11, 2007, plaintiffs filed a motion for summary judgment. On February 29, 2008, the court heard argument on the parties' respective motions for summary judgment, but has not yet issued any rulings. A motion to certify a class has not been filed AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In October 2006, by virtue of the mergers referenced above, AHLHC and AHL succeeded to the interests of AIC and AFC under the matters of Webb, et al., v. Aames Investment Corporation, et al. (U.S. District Court, Central District of California) and Cooper, et al., v. Aames Funding Corporation (U.S. District Court, Eastern District of Wisconsin), class action complaints which allege violations of the Fair Credit Reporting Act in connection with prescreened offers of credit and are similar in nature to the Phillips matter referenced below. The Cooper matter was transferred to the Central District of California and consolidated with the Webb matter by stipulation of counsel on September 29, 2006. Plaintiffs' motion for class certification was withdrawn prior to the hearing previously scheduled for October 1, 2007, the matter has been settled for an amount immaterial to the Company's financial condition or results of operations, and the suit has been dismissed with prejudice.

In October 2006, as a result of the merger referenced above, AHL succeeded to the position of Aames Funding Corporation (AFC) under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution's requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff's individual claims or the claims of the putative class, and AHL intends to continue to vigorously defend this matter. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on Accredited.

In October 2006, as a result of the mergers referenced above, AHL succeeded to the position of AFC under a class action complaint, Miller v. Aames Funding Corporation, filed in the United States District Court, Eastern District of Texas. The complaint alleges that adjustable-rate home equity loans originated by AFC in Texas violate the Texas Constitution's requirement that such loans be scheduled to be repaid in substantially equal installments. The plaintiffs seek to recover, on behalf of themselves and similarly situated individuals, damages, declaratory and injunctive relief, attorneys' fees, and any other relief the court may grant. On September 29, 2006, the court on its own motion stayed the action, pending the resolution of class certification issues in a similar action pending before the court. A motion to certify a class has not yet been filed. AHL intends to continue to vigorously defend this matter if necessary following the resolution of the similar action pending before the court. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit. If, however, a class were to be certified and were to prevail on the merits, the potential liability could have a material adverse effect on the Company's financial position and results of operations.



The following disclosure was originally provided in connection with the Form 10-K amendment submitted on Form 10-K/A filed on November 11, 2007, SEC Accession No. 0001193125-07-238671 reported by Accredited Home Lenders Holding Co. and is updated as follows:

In July 2007, AHL was named in a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that AHL and 12 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys' fees and costs of suit. AHL has not been served with the complaint and are unaware of any motion to certify the class having been filed or of any ruling on the merits of either the plaintiff's individual claims or those of the putative class. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results of operations.

In December 2007, AHL was served with a class action complaint, National Association for the Advancement of Colored People (NAACP) v. Ameriquest Mortgage Company, et al., brought in the United States District Court for the Central District of California. The NAACP filed the action on behalf of itself and its African-American members, alleging that AHL and 16 other lenders violated the Fair Housing Act, Equal Credit Opportunity Act, and Civil Rights Act by steering African-American applicants who would otherwise qualify for prime loans into non-prime loans and charging African-American borrowers higher interest rates and fees than similarly situated Caucasians. Plaintiff seeks, on behalf of itself and others similarly situated, declaratory and injunctive relief and recovery of attorneys' fees and costs of suit. AHL's response to the complaint is due April 14, 2008, and AHL intends to vigorously defend the matter. A motion to certify a class has not yet been filed. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, but the Company does not believe it will suffer any material loss in this lawsuit or that it will have a material adverse effect on its financial position or results

In March 2007, we were served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed, there has been no ruling on the merits of either the plaintiff's individual claims or the claims of the putative class, and we intend to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extend of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.

In March 2007, AHL was served with a class action complaint, Edwards v. Accredited Home Lenders, Inc., et al., brought in the United States District Court for the Southern District of Alabama. The complaint alleges violations of the federal Truth in Lending Act for allegedly failing to disclose title insurance charges and recording fees as part of finance charges. A motion to certify a class has not yet been filed. AHL intends to continue to vigorously defend this action. The ultimate outcome of this matter and the amount of liability, if any, which may result is not presently determinable, and legal counsel cannot express an opinion as to the extent of the Company's possible loss, if any, in the lawsuit, but the Company does not believe it will have a material adverse effect on its financial position or results of operations.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated July 9, 2007.

On March 16, 2008, JPMorgan Chase & Co. ("JPMorgan Chase") announced that it had entered into an Agreement and Plan of Merger, dated March 16, 2008 (the "Agreement and Plan of Merger"), and subsequently amended by Amendment No. 1 to the Agreement and Plan of Merger, dated as of March 24, 2008 (such amendment, together with the Agreement and Plan of Merger, the "Merger Agreement"), with The Bear Stearns Companies Inc., the parent company of the Bear Stearns Financial Products Inc. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in Merger Agreement, a wholly-owned subsidiary of JPMorgan Chase will merge with and into The Bear Stearns
 Companies Inc. with The Bear Stearns Companies Inc. continuing as the surviving corporation and as a wholly-owned subsidiary of JPMorgan Chase. The Merger Agreement has been approved by the Boards of Directors of The Bear Stearns Companies Inc. and JPMorgan Chase and is subject to customary closing conditions, including stockholder approval. The Federal Reserve, the Office of the Comptroller of the Currency and other federal agencies have given all necessary approvals for the merger. The merger is expected to be completed by the end of the second calendar year quarter of 2008, however there can be no assurance that the merger will close as contemplated.

In connection with the Merger Agreement, JPMorgan Chase issued an Amended and Restated Guaranty Agreement, effective as of March 16, 2008 (the "Guaranty"), guaranteeing the obligations and liabilities of The Bear Stearns Companies Inc. and certain of its affiliates, including the Bear Stearns Financial Products Inc's obligations under the Interest rate Swap and Cap Contract. A copy of the Guaranty is filed as Exhibit 99.1 to this Form 10-K. Except with respect to the addition of this Guaranty, the terms and conditions of the Interest rate Swap and Cap Contract remain unchanged.

JPMorgan Chase is a financial holding company incorporated under Delaware law, whose principal office is located in New York, New York. JPMorgan Chase services include investment banking, financial services for consumers, small business and commercial banking, financial transaction processing, asset management, and private equity. A component of the Dow Jones Industrial Average, JPMorgan Chase serves millions of consumers in the United States and many of the world's corporate, institutional and government clients under its JPMorgan and Chase brands.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Pooling and Servicing Agreement, dated June 1, 2007, among Bear Stearns Asset Backed Securities I LLC, as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.1) The Underwriting Agreement, dated April 13, 2006, between Bear Stearns Asset Backed Securities I LLC and Bear, Stearns & Co. Inc. and the related Terms Agreement, dated June 29, 2007 between the Depositor and Bear Stearns (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.2) Custodial Agreement dated July 6, 2007, by and among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller, Morgan Stanley Mortgage Capital Holdings LLC, as a seller, Wells Fargo Bank, National Association, as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee and custodian (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.3) Custodial Agreement, dated July 6, 2007, by and among Bear Stearns Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller, Morgan Stanley Mortgage Capital Holdings LLC, as a seller, Deutsche Bank National Trust Company, as trustee and Wells Fargo Bank, National Association, as master servicer, securities administrator, and custodian (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.4) Mortgage Loan Purchase Agreement dated July 6, 2007, is by and among EMC Mortgage Corporation, Morgan Stanley Mortgage Capital Holdings LLC, and Bear Stearns Asset Backed Securities I LLC, (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.5) Swap Agreement between Bear Stearns Financial Products Inc. and Wells Fargo Bank, National Association, as the supplemental interest trust trustee (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.6) Yield Maintenance Agreement between Bear Stearns Financial Products Inc. and Wells Fargo Bank, National Association, as the supplemental interest trust trustee (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.7) Flow Servicing Rights Purchase and Servicing Agreement entered into as of November 1, 2004, by and between Countrywide Home Loans, Inc., and Morgan Stanley Mortgage Capital Inc. (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.8) Servicing Rights Purchase and Servicing Agreement is entered into as of October 1, 2006, by and between Saxon Mortgage Services, Inc., as servicer and Morgan Stanley Mortgage Capital Inc, as purchaser (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.9) Servicing Agreement dated May 13, 2005 between Morgan Stanley Mortgage Capital Inc., as owner, and Wells Fargo Bank, N.A., as servicer (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.10) Assignment, Assumption and Recognition Agreement dated July 6, 2007, among EMC Mortgage Corporation, as assignor, Deutsche Bank National Trust Company, as trustee, Countrywide Home Loans Inc., and Countrywide Home Loans Servicing LP, (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.11) Assignment, Assumption and Recognition Agreement made and entered into as of July 6, 2007, among EMC Mortgage Corporation, as assignor, Deutsche Bank National Trust Company, as trustee, Morgan Stanley Mortgage Capital Holdings LLC, and Saxon Mortgage Services, Inc., (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.12) Assignment, Assumption and Recognition Agreement made and entered into as of July 6, 2007, among EMC Mortgage Corporation, as assignor, Deutsche Bank National Trust Company, as trustee, and Wells Fargo Bank, N.A.,
   (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.13) Agreement, dated August 31, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter, relating to the Underwriting Agreement, dated February 26, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter (As previously filed on Form 8-K filed on October 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.14) Grantor Trust Agreement, dated August 31, 2007 between Structured Asset Mortgage Investments II Inc., as depositor and Wells Fargo Bank, N.A., as grantor trust trustee (As previously filed on Form 8-K filed on October 2,
   2007 and hereby incorporated by reference into this report on Form 10-K)

  (10.15) Purchase Agreement, dated August 31, 2007, between EMC Mortgage Corporation, as sponsor, and Structured Asset Mortgage Investments II Inc., as depositor (As previously filed on Form 8-K filed on October 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon
    Mortgage Services, Inc.
    33.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage
    Services, Inc.
    33.4 Saxon Mortgage Services, Inc. as Servicer
    33.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon
    Mortgage Services, Inc.
    34.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage
    Services, Inc.
    34.4 Saxon Mortgage Services, Inc. as Servicer
    34.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Saxon Mortgage Services, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator



   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008

   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Morgan Stanley Structured Trust I 2007-1
   (Issuing Entity)

   Wells Fargo Bank, N.A.
   (Master Servicer)

   /s/ William Augustin IV
   William Augustin IV, Vice President
   (senior officer in charge of the servicing function of the master servicer)


    Date:   March 30, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Pooling and Servicing Agreement, dated June 1, 2007, among Bear Stearns
    Asset Backed Securities I LLC, as depositor, Wells Fargo Bank, National Association, as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.1) The Underwriting Agreement, dated April 13, 2006, between Bear Stearns
    Asset Backed Securities I LLC and Bear, Stearns & Co. Inc. and the related Terms Agreement, dated June 29, 2007 between the Depositor and Bear Stearns (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.2) Custodial Agreement dated July 6, 2007, by and among Bear Stearns
    Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller, Morgan Stanley Mortgage Capital Holdings LLC, as a seller, Wells Fargo Bank, National Association, as master servicer and securities administrator, and Deutsche Bank National Trust Company, as trustee and custodian (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.3) Custodial Agreement, dated July 6, 2007, by and among Bear Stearns
    Asset Backed Securities I LLC, as depositor, EMC Mortgage Corporation, as a seller, Morgan Stanley Mortgage Capital Holdings LLC, as a seller, Deutsche Bank National Trust Company, as trustee and Wells Fargo Bank, National Association, as master servicer, securities administrator, and custodian (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.4) Mortgage Loan Purchase Agreement dated July 6, 2007, is by and among
    EMC Mortgage Corporation, Morgan Stanley Mortgage Capital Holdings LLC, and Bear Stearns Asset Backed Securities I LLC, (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.5) Swap Agreement between Bear Stearns Financial Products Inc. and Wells
    Fargo Bank, National Association, as the supplemental interest trust trustee (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.6) Yield Maintenance Agreement between Bear Stearns Financial Products
    Inc. and Wells Fargo Bank, National Association, as the supplemental interest trust trustee (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.7) Flow Servicing Rights Purchase and Servicing Agreement entered into as of November 1, 2004, by and between Countrywide Home Loans, Inc., and Morgan Stanley Mortgage Capital Inc. (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.8) Servicing Rights Purchase and Servicing Agreement is entered into as of October 1, 2006, by and between Saxon Mortgage Services, Inc., as servicer and Morgan Stanley Mortgage Capital Inc, as purchaser (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.9) Servicing Agreement dated May 13, 2005 between Morgan Stanley Mortgage
    Capital Inc., as owner, and Wells Fargo Bank, N.A., as servicer (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.10) Assignment, Assumption and Recognition Agreement dated July 6, 2007, among EMC Mortgage Corporation, as assignor, Deutsche Bank National Trust Company, as trustee, Countrywide Home Loans Inc., and Countrywide Home Loans Servicing LP, (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.11) Assignment, Assumption and Recognition Agreement made and entered into as of July 6, 2007, among EMC Mortgage Corporation, as assignor, Deutsche Bank National Trust Company, as trustee, Morgan Stanley Mortgage Capital Holdings LLC, and Saxon Mortgage Services, Inc., (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.12) Assignment, Assumption and Recognition Agreement made and entered into as of July 6, 2007, among EMC Mortgage Corporation, as assignor, Deutsche Bank National Trust Company, as trustee, and Wells Fargo Bank, N.A. , (As previously filed on Form 8-K filed on August 6, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.13) Agreement, dated August 31, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter, relating to the Underwriting Agreement, dated February 26, 2007, between Structured Asset Mortgage Investments II Inc., as depositor and Bear, Stearns & Co. Inc., as underwriter (As previously filed on Form 8-K filed on October 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.14) Grantor Trust Agreement, dated August 31, 2007 between Structured Asset Mortgage Investments II Inc., as depositor and Wells Fargo Bank, N.A., as grantor trust trustee (As previously filed on Form 8-K filed on October 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (10.15) Purchase Agreement, dated August 31, 2007, between EMC Mortgage Corporation, as sponsor, and Structured Asset Mortgage Investments II Inc., as depositor (As previously filed on Form 8-K filed on October 2, 2007 and hereby incorporated by reference into this report on Form 10-K)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Deutsche Bank National Trust Company as Custodian
    33.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon
    Mortgage Services, Inc.
    33.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage
    Services, Inc.
    33.4 Saxon Mortgage Services, Inc. as Servicer
    33.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    33.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    33.7 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Deutsche Bank National Trust Company as Custodian
    34.2 First American Real Estate Solutions of Texas, L.P. as Sub-Contractor for Saxon
    Mortgage Services, Inc.
    34.3 FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Saxon Mortgage
    Services, Inc.
    34.4 Saxon Mortgage Services, Inc. as Servicer
    34.5 Southwest Business Corporation as Sub-Contractor for Saxon Mortgage Services, Inc.
    34.6 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator
    34.7 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Saxon Mortgage Services, Inc. as Servicer
    35.2 Wells Fargo Bank, N.A. as Master Servicer and Securities Administrator


   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008